Form 10-K
period 2007-12-31
GSAA Home Equity Trust 2007-3
filed 2008-03-31
CIK 1390616

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-139817-03

      GSAA Home Equity Trust 2007-3
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2198934
  (State or other jurisdiction of         54-2198935
  incorporation or organization           54-2198936
  of issuing entity)                      54-2198937
                                          54-2198938
                                          54-2198939
                                          54-6737518
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15(a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Goldman Sachs Mitsui Marine Derivative Products, L.P. provides a Federal Funds Swap derivative instrument and a LIBOR Swap derivative instrument for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the Federal Funds Swap and the LIBOR Swap is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Countrywide Financial Corporation

Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of Countrywide Home Loans Servicing LP, one of the servicers, and Countrywide Home Loans, Inc., one of the original loan sellers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against it and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on February 26, 2007 (Commission File No. 333-139817-03).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to Assurant, Inc. during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).


Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform (as defined in Avelo Mortgage L.L.C.'s report). Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by
Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1-10.11) Exhibits 4.1-10.11 were filed as part of the Registrant's Current Report on Form 8-K filed on March 12, 2007 (Commission File No.:
  333-139817-03) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of January 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee and as a custodian, Deutsche Bank National Trust Company and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer and securities administrator.

  (10.1) Interest Rate Swap Agreement, dated as of February 23, 2007, between GSAA Home Equity Trust 2007-3 and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto.

  (10.2) CHL Step 1 Assignment Agreement, dated as of February 23, 2007, among Countrywide Home Loans Servicing, LP, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.3) CHL Step 2 Assignment Agreement, dated as of February 23, 2007,among GS Mortgage Securities Corp., Countrywide Home Loans Servicing, LP, U.S. Bank National Association and Wells Fargo Bank, National Association.

  (10.4) Avelo Step 1 Assignment Agreement, dated as of February 23, 2007, among Avelo Mortgage, L.L.C., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.5) Avelo Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., U.S. Bank National Association and Wells Fargo Bank, National Association.

  (10.6) GreenPoint Step 1 Assignment Agreement, dated as of February 23, 2007, among GreenPoint Mortgage Funding, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.7) GreenPoint Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., GreenPoint Mortgage Funding, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association.

  (10.8) FNBN Step 1 Assignment Agreement, dated as of February 23, 2007, among First National Bank of Nevada, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.9) FNBN Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., First National Bank of Nevada, U.S. Bank National Association and Wells Fargo Bank, National Association.

  (10.10) IndyMac Step 1 Assignment Agreement, dated as of February 23, 2007, among IndyMac Bank, F.S.B., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.11) IndyMac Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., IndyMac Bank, F.S.B., U.S. Bank National Association and Wells Fargo Bank, National Association.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Countrywide Home Loans Servicing LP as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 GreenPoint Mortgage Funding, Inc. as Servicer
    33.7 IndyMac Bank, F.S.B. as Servicer
    33.8 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    33.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.10 The Bank of New York Trust Company, National Association as Custodian
    33.11 U.S. Bank National Association as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint
    Mortgage Funding, Inc.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Countrywide Home Loans Servicing LP as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 GreenPoint Mortgage Funding, Inc. as Servicer
    34.7 IndyMac Bank, F.S.B. as Servicer
    34.8 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    34.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.10 The Bank of New York Trust Company, National Association as Custodian
    34.11 U.S. Bank National Association as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 GreenPoint Mortgage Funding, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1-10.11) Exhibits 4.1-10.11 were filed as part of the Registrant's Current Report on Form 8-K filed on March 12, 2007 (Commission File No.:
   333-139817-03) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of January 1, 2007, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee and as a custodian, Deutsche Bank National Trust Company and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer and securities administrator.

   (10.1) Interest Rate Swap Agreement, dated as of February 23, 2007, between GSAA Home Equity Trust 2007-3 and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto.

   (10.2) CHL Step 1 Assignment Agreement, dated as of February 23, 2007, among Countrywide Home Loans Servicing, LP, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.3) CHL Step 2 Assignment Agreement, dated as of February 23, 2007,among GS Mortgage Securities Corp., Countrywide Home Loans Servicing, LP, U.S. Bank National Association and Wells Fargo Bank, National Association.

   (10.4) Avelo Step 1 Assignment Agreement, dated as of February 23, 2007, among Avelo Mortgage, L.L.C., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.5) Avelo Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., U.S. Bank National Association and Wells Fargo Bank, National Association.

   (10.6) GreenPoint Step 1 Assignment Agreement, dated as of February 23, 2007, among GreenPoint Mortgage Funding, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.7) GreenPoint Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., GreenPoint Mortgage Funding, Inc.,
    U.S. Bank National Association and Wells Fargo Bank, National Association.

   (10.8) FNBN Step 1 Assignment Agreement, dated as of February 23, 2007, among First National Bank of Nevada, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.9) FNBN Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., First National Bank of Nevada, U.S. Bank National Association and Wells Fargo Bank, National Association.

   (10.10) IndyMac Step 1 Assignment Agreement, dated as of February 23, 2007, among IndyMac Bank, F.S.B., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.11) IndyMac Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., IndyMac Bank, F.S.B., U.S. Bank National Association and Wells Fargo Bank, National Association.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Countrywide Home Loans Servicing LP as Servicer
    33.4 Deutsche Bank National Trust Company as Custodian
    33.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    33.6 GreenPoint Mortgage Funding, Inc. as Servicer
    33.7 IndyMac Bank, F.S.B. as Servicer
    33.8 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    33.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.10 The Bank of New York Trust Company, National Association as Custodian
    33.11 U.S. Bank National Association as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Countrywide Home Loans Servicing LP as Servicer
    34.4 Deutsche Bank National Trust Company as Custodian
    34.5 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C.
    34.6 GreenPoint Mortgage Funding, Inc. as Servicer
    34.7 IndyMac Bank, F.S.B. as Servicer
    34.8 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    34.9 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.10 The Bank of New York Trust Company, National Association as Custodian
    34.11 U.S. Bank National Association as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 GreenPoint Mortgage Funding, Inc. as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
